Form 10-K
period 2002-12-31
AUTO NATIONS RECEIVABLES CORP
filed 2003-06-25
CIK 1089398

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

(Mark One)

 |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                        Commission File Number 333-81615

                                   -----------

                          ANRC AUTO OWNER TRUST 1999-A
                          ANRC AUTO OWNER TRUST 2000-A
                          ANRC AUTO OWNER TRUST 2001-A

                      (AUTONATION RECEIVABLES CORPORATION)
                   (Originator of the Trusts described herein)
             (Exact name of registrant as specified in its charter)

             Delaware                                    65-092-9038
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

110 S.E. 6th Street, Fort Lauderdale, Florida               33301
  (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code: (954) 769-7000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: NOT APPLICABLE

================================================================================

                                     PART I

ITEM 1. BUSINESS

Not applicable.

ITEM 2. PROPERTIES

ANRC Auto Owner Trust 1999-A

     ANRC Auto Owner Trust 1999-A (the "1999 Trust") was formed on October 1, 1999 pursuant to an Owner Trust Agreement between AutoNation Receivables Corporation, as depositor (the "Depositor"), and The Bank of New York (Delaware), as owner trustee (the "Owner Trustee"). Pursuant to an Amended and Restated Owner Trust Agreement, dated as of October 1, 1999, between the Depositor and the Owner Trustee, the 1999 Trust issued a certificate evidencing an interest in the trust property (the "1999 Certificate"). The 1999 Certificate is held by the Depositor.

     Pursuant to an Indenture, dated as of October 1, 1999, between the 1999 Trust, as issuer, and The Chase Manhattan Bank (now JP Morgan Chase Bank), as indenture trustee (the "Indenture Trustee"), the 1999 Trust issued asset-backed notes consisting of $125,000,000 6.16625% Class A-1 Asset-Backed Notes, $314,000,000 6.54% Class A-2 Asset-Backed Notes, $196,000,000 6.75% Class A-3
Asset-Backed Notes and $151,800,000 6.94% Class A-4 Asset Backed Notes (collectively, the "1999 Notes"). The 1999 Notes were registered and publicly offered and sold.

     The assets of the 1999 Trust primarily include a pool of motor vehicle retail installment sale contracts secured by new and used automobiles and light-duty trucks. The 1999 Trust's business activities include acquiring and holding the assets of the 1999 Trust and distributing payments on the 1999 Notes and the 1999 Certificate.

     Pursuant to a Sale and Servicing Agreement, dated as of October 1, 1999, among the 1999 Trust, the Depositor, AutoNation Financial Services Corp. ("ANFS") and the Indenture Trustee, ANFS administers and services the 1999 Trust's pool of motor vehicle retail installment contracts.

     The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency ratio and the aggregate net losses of the 1999 Trust as of December 31, 2002:

1999 Trust Delinquent Contracts:
--------------------------------

                                  Contracts             Amount
                                  ---------             ------
(i)    30-59 days                    678            $ 3,795,960.60
(ii)   60-89 days                    137            $   770,106.07
(iii)  90 days or more                39            $   232,035.24
                                     ---            --------------
                                     854            $ 4,798,101.91

1999 Trust Delinquent Ratio:
----------------------------

                                                                Amount
                                                                ------
(i)    Delinquent Balance                                   $  4,798,101.91
(ii)   Total Pool Balance                                   $ 96,777,695.55
(iii)  Delinquency Ratio                                              4.96%

1999 Trust Aggregate Net Losses:
--------------------------------

                                                                Amount
                                                                ------
(i)    Cumulative Net Losses                               $  23,113,668.70
(ii)   Original Portfolio                                  $ 794,746,210.70
(iii)  Aggregate Loss Ratio                                           2.91%


ANRC Auto Owner Trust 2000-A

     ANRC Auto Owner Trust 2000-A (the "2000 Trust") was formed on August 8, 2000 pursuant to a Trust Agreement between the Depositor and the Owner Trustee. Pursuant to an Amended and Restated Owner Trust Agreement, dated as of August 10, 2000, between the Depositor and the Owner Trustee, the 2000 Trust issued a certificate evidencing an interest in the trust property (the "2000 Certificate"). The 2000 Certificate is held by the Depositor.

     Pursuant to an Indenture, dated as of August 10, 2000, between the 2000 Trust, as issuer, and the Indenture Trustee, the 2000 Trust issued asset-backed notes consisting of $167,692,000 6.72462% Class A-1 Asset-Backed Notes, $227,084,000 7.00% Class A-2 Asset-Backed Notes, $196,340,000 7.06% Class A-3
Asset-Backed Notes and $100,615,000 7.15% Class A-4 Asset Backed Notes (collectively, the "2000 Notes"). The 2000 Notes were registered and publicly offered and sold.

     The assets of the 2000 Trust primarily include a pool of motor vehicle retail installment sale contracts secured by new and used automobiles and light-duty trucks. The 2000 Trust's business activities include acquiring and holding the assets of the 2000 Trust and distributing payments on the 2000 Notes and the 2000 Certificate.

     Pursuant to a Sale and Servicing Agreement, dated as of August 10, 2000, among the 2000 Trust, the Depositor, ANFS and the Indenture Trustee, ANFS administers and services the 2000 Trust's pool of motor vehicle retail installment contracts.

     The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency ratio and the aggregate net losses of the 2000 Trust as of December 31, 2002:

2000 Trust Delinquent Contracts:
--------------------------------

                                       Contracts                Amount
                                       ---------                ------
(i)    30-59 days                         757                $ 5,234,931.56
(ii)   60-89 days                         139                $   889,687.53
(iii)  90 days or more                     46                $   366,785.27
                                          ---                --------------
                                          942                $ 6,491,404.36

2000 Trust Delinquent Ratio:
----------------------------

                                                                Amount
                                                                ------
(i)    Delinquent Balance                                  $   6,491,404.36
(ii)   Total Pool Balance                                  $ 147,392,288.32
(iii)  Delinquency Ratio                                              4.40%

2000 Trust Aggregate Net Losses:
--------------------------------

                                                                Amount
                                                                ------
(i)    Cumulative Net Losses                                $ 20,535,430.35
(ii)   Original Portfolio                                   $698,718,463.75
(iii)  Aggregate Loss Ratio                                           2.94%


ANRC Auto Owner Trust 2001-A

     ANRC Auto Owner Trust 2001-A (the "2001 Trust") was formed on September 10, 2001 pursuant to a Trust Agreement between the Depositor and the Owner Trustee. Pursuant to an Amended and Restated Owner Trust Agreement, dated as of September 28, 2001, between the Depositor and the Owner Trustee, the 2001 Trust issued a certificate evidencing an interest in the trust property (the "2001 Certificate"). The 2001 Certificate is held by the Depositor.

     Pursuant to an Indenture, dated as of September 28, 2001, between the 2001 Trust, as issuer, and the Indenture Trustee, the 2001 Trust issued asset-backed notes consisting of $210,000,000 2.57875% Class A-1 Asset-Backed Notes, $210,000,000 3.03% Class A-2 Asset-Backed Notes, $267,000,000 3.76% Class A-3
Asset-Backed Notes and $163,000,000 4.32% Class A-4 Asset Backed Notes (collectively, the "2001 Notes"). The 2001 Notes were registered and publicly offered and sold.

     The assets of the 2001 Trust primarily include a pool of motor vehicle retail installment sale contracts secured by new and used automobiles and light-duty trucks. The 2001 Trust's business activities include acquiring and holding the assets of the 2001 Trust and distributing payments on the 2001 Notes and the 2001 Certificate.

     Pursuant to a Sale and Servicing Agreement, dated as of September 28, 2001, among the 2001 Trust, the Depositor, ANFS and the Indenture Trustee, ANFS administers and services the 2001 Trust's pool of motor vehicle retail installment contracts.

     The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency ratio and the aggregate net losses of the 2001 Trust as of December 31, 2002:


2001 Trust Delinquent Contracts:
--------------------------------

                                      Contracts                 Amount
                                      ---------                 ------
(i)    30-59 days                       1138               $ 12,141,430.58
(ii)   60-89 days                        238               $  2,693,279.88
(iii)  90 days or more                    67               $    769,083.74
                                        ----                 -------------
                                        1443               $ 15,603,794.20


2001 Trust Delinquent Ratio:
----------------------------

                                                                Amount
                                                                ------
(i)    Delinquent Balance                                  $  15,603,794.20
(ii)   Total Pool Balance                                  $ 440,400,231.87
(iii)  Delinquency Ratio                                              3.54%


2001 Trust Aggregate Net Losses:
--------------------------------

                                                                Amount
                                                                ------
(i)    Cumulative Net Losses                               $  16,650,243.53
(ii)   Original Portfolio                                  $ 858,585,858.59
(iii)  Aggregate Loss Ratio                                           1.94%

ITEM 3. LEGAL PROCEEDINGS

     There is nothing to report with regard to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There is nothing to report with regard to this item.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     To the knowledge of the Depositor, there is no established public trading market for the 1999 Certificate, the 2000 Certificate or the 2001 Certificate (collectively the "Certificates"). To the knowledge of the Depositor, the 1999 Notes, the 2000 Notes and the 2001 Notes (collectively, the "Notes") are traded in the over-the-counter market to a limited extent.

     The holder of record of the Certificates as of December 31, 2002 was the Depositor.

     The holder of record of all the Notes as of December 31, 2002 was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. An investor holding Notes is not entitled to receive a physical certificate representing such Notes except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:

           Cede & Co.

           c/o The Depository Trust Company
           55 Water Street 49th Floor
           New York, New York 10041-0099

ITEM 6. SELECTED FINANCIAL DATA

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective as of May 31, 2002, AutoNation, Inc. ("AutoNation"), parent of ANFS, the servicer to the 1999 Trust, the 2000 Trust and the 2001 Trust (the "Trusts"), appointed Deloitte & Touche LLP ("D&T") as the new independent public accountant to the Trusts. Effective as of May 30, 2002, AutoNation dismissed Arthur Andersen LLP ("Andersen") as the Trusts' independent public accountant. This change in independent public accountant was approved by the Board of Directors of AutoNation. The change resulted from an evaluation process undertaken by AutoNation to identify a new independent public accountant in light of the well-publicized challenges then confronting Andersen.

     During ANFS's two most recent fiscal years and through the date of dismissal, there were no disagreements between ANFS and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, with respect to the Trusts which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its "agreed upon procedures" reports delivered to ANFS.

     None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within each of the Trusts' two most recent fiscal years and through the date hereof.

     During ANFS's two most recent fiscal years and through May 31, 2002, ANFS did not consult with D&T with respect to any of the Trusts regarding any of the matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

     Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The Depositor is the owner of each of the Certificates.

     The records of DTC indicate that as of December 31, 2002, there were the following participants with more than 5% of each class of the 1999 Notes:

               Name of Participant                       Original Certificate Principal          % of Class
                                                                    Balance
----------------------------------------------------------------------------------------------------------------
Class A-4      Pershing LLC Securities Corporation                  $  8,895,000                     5.86%
               1 Pershing Plaza
               Jersey City, NJ,  07399

               The Bank of New York                                 $ 27,490,000                    18.11%
               One Wall Street
               New York, NY 10286

               JP Morgan Chase Bank                                 $ 49,955,000                    32.91%
               14201 Dallas Parkway
               Dallas, TX  15254

               Citibank, N.A.                                       $ 27,000,000                    17.79%
               3800 Citibank Center B3-15
               Tampa, FL  33610

               State Street Bank and Trust Company                  $ 16,640,000                    10.96%
               1776 Heritage Drive, Global Corporate
               Action Unit JAB 5NW
               North Quincy, MA  02171

----------------------------------------------------------------------------------------------------------------

     The records of DTC indicate that as of December 31, 2002, there were the following participants with more than 5% of each class of the 2000 Notes:

               Name of Participant                       Original Certificate Principal          % of Class
                                                                    Balance
----------------------------------------------------------------------------------------------------------------
Class A-3      The Bank of New York                                 $ 23,000,000                    11.71%
               One Wall Street
               New York, NY 10286

               JP Morgan Chase Bank                                 $ 57,100,000                    29.08%
               14201 Dallas Parkway
               Dallas, TX  15254

               Deutsch Bank Trust Company Americas                  $ 20,000,000                    10.19%
               648 Grassmere Park Road
               Nashville, TN  37211

               Citibank, N.A.                                       $ 10,000,000                     5.09%
               3800 Citibank Center B3-15
               Tampa, FL  33610

               Boston Safe Deposit and Trust Company                $ 34,585,000                    17.61%
               Mellon Trust
               525 William Penn Place, Ste 3148
               Pittsburgh, PA  15259

               State Street Bank and Trust Company                  $ 35,600,000                    18.13%
               1776 Heritage Drive, Global Corporate
               Action Unit JAB 5NW
               North Quincy, MA  02171

----------------------------------------------------------------------------------------------------------------
Class A-4      The Bank of New York                                 $ 35,000,000                    34.79%
               One Wall Street
               New York, NY 10286

               JP Morgan Chase Bank                                  $ 5,515,000                     5.48%
               14201 Dallas Parkway
               Dallas, TX  15254

               State Street Bank and Trust Company                  $ 31,000,000                    30.81%
               1776 Heritage Drive, Global Corporate
               Action Unit JAB 5NW
               North Quincy, MA  02171

               The Northern Trust Company                            $ 7,050,000                     7.01%
               801 South Canal C-IN
               Chicago, IL  60607

               Merrill Lynch, Pierce Fenner & Smith                 $ 14,000,000                    13.91%
               4 Corporate Place
               Piscataway, NJ  08854

----------------------------------------------------------------------------------------------------------------

         The records of DTC indicate that as of December 31, 2002, there were the following participants with more than 5% of each class of the 2001 Notes:


              Name of Participant                    Original Certificate       % of Class
                                                       Principal Balance
------------------------------------------------------------------------------------------
Class A-2     The Bank of New York                        $ 13,400,000              6.38%
              One Wall Street
              New York, NY 10286

              JP Morgan Chase Bank                        $ 63,000,000             30.00%
              14201 Dallas Parkway
              Dallas, TX  15254

              Boston Safe Deposit and Trust Company       $ 83,600,000             39.81%
              Mellon Trust
              525 William Penn Place, Ste 3148
              Pittsburgh, PA  15259

              State Street Bank and Trust Company         $ 20,000,000              9.52%
              1776 Heritage Drive, Global Corporate
              Action Unit JAB 5NW
              North Quincy, MA  02171

              HSBC Bank & Trust Company (Delaware)        $ 20,000,000              9.52%
              1201 Market Street, Suite 100
              Wilmington, DE  19801

------------------------------------------------------------------------------------------
Class A-3     The Bank of New York                        $ 95,850,000             35.90%
              One Wall Street
              New York, NY 10286

              JP Morgan Chase Bank                        $103,000,000             38.58%
              14201 Dallas Parkway
              Dallas, TX  15254

              State Street Bank and Trust Company         $ 36,300,000             13.60%
              1776 Heritage Drive, Global Corporate
              Action Unit JAB 5NW
              North Quincy, MA  02171

------------------------------------------------------------------------------------------
Class A-4     JP Morgan Chase Bank                        $ 14,515,000              8.90%
              14201 Dallas Parkway
              Dallas, TX  15254

              Deutsch Bank Trust Company Americas         $ 14,000,000              8.59%
              648 Grassmere Park Road
              Nashville, TN  37211


              Boston Safe Deposit and Trust Company          $ 35,780,000             21.95%
              Mellon Trust
              525 William Penn Place, Ste 3148
              Pittsburgh, PA  15259

              State Street Bank and Trust Company            $ 25,795,000             15.83%
              1776 Heritage Drive, Global Corporate
              Action Unit JAB 5NW
              North Quincy, MA  02171

              Manufacturers and Traders Trust Company        $ 15,315,000              9.40%
              110 S. Paca Street
              Baltimore, MD  21201

              Union Bank of California, N.A.                 $ 10,310,000              6.33%
              530 B Street, Suite 242
              San Diego, CA  92101

              National City Bank                             $  8,790,000              5.39%
              4100 West 150th Street
              Cleveland, OH  44135

              SSB - Trust Custody                            $ 10,300,000              6.32%
              2 Heritage Drive
              North Quincy, MA  02171

---------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is nothing to report with regard to this item.

ITEM 14. CONTROLS AND PROCEDURES

         Not applicable.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  (1) Not applicable.

              (2) Not applicable.

              (3) Exhibits - See Exhibit Index included elsewhere in this document.

         (b)  Reports on Form 8-K: None.

         (c)  See (a)(3) above.

         (d)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of June, 2003.

                                  AUTONATION RECEIVABLES CORPORATION

                                  BY: /s/ David M. Jett
                                      --------------------------
                                      David M. Jett
                                      Vice President--Finance


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     No annual report, proxy statement, form of proxy or other soliciting material has been sent to holders of securities during the period covered by this report and the registrant does not intend to furnish such materials to holders of securities subsequent to the filing of this report.

                                  EXHIBIT INDEX

Exhibit
Number  Description of Exhibit
------  ----------------------
  99.1  ANRC Auto Owner Trust 1999-A Annual Servicer's Certificate
  99.2  ANRC Auto Owner Trust 2000-A Annual Servicer's Certificate
  99.3  ANRC Auto Owner Trust 2001-A Annual Servicer's Certificate
  99.4  Independent Accountants' Report
  99.5  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.